Form 10-K
period 2007-12-31
Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2007-2
filed 2008-03-28
CIK 1384363

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-132109-06

      Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2007-2 (exact name of issuing entity as specified in its charter)

      Nomura Home Equity Loan, Inc.
      (exact name of the depositor (as registrant of the issuing entity) as specified in its charter)

      Nomura Credit & Capital, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                20-2748651
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  2 World Financial Center
  Building B
   New York, NY                                10281
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 667-9300



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Certain Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Provider Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

HSBC Bank USA, National Association, provides a basis risk cap derivative instrument, an interest rate cap derivative instrument and interest rate swap derivative instrument for the trust as disclosed in the 424(b)(5) Prospectus filed on February 1, 2007. No additional disclosure is necessary because the significance percentage for the basis risk cap derivative instrument, the interest rate cap derivative instrument and interest rate swap derivative instrument are less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

The information regarding this Item has been previously disclosed in a 424(b)(5) Prospectus filed on February 1, 2007.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) Prospectus filed on February 1, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Equity One, Inc. ("Equity One") and Popular Mortgage Servicing, Inc. ("PMSI,"), both wholly-owned subsidiaries of Popular Financial Holdings, Inc.(and together, the "Company"), assessed their compliance with the applicable servicing criteria as of December 31, 2007 and for the Reporting Period and have identified material instances of noncompliance with the servicing criteria set forth in
Item 1122(d)(4)(xiv) with respect to the Platform.

Equity One, Inc., Remediation Efforts:

On July 1, 2007 the Company began servicing Peoples Financial Realty Mortgage, Mortgage Backed Certificates, Series 2006-1 under the Amended and Restated Servicing Agreement relating to that transaction (the "Servicing Agreement"). The Company believes that, during 2007, it was in non-compliance with the second-lien mortgage loan charge-off procedures in the Servicing Agreement.

The Servicing Agreement expressly permits the Company to charge-off second-lien mortgage loans after 180 days of delinquency only if the related first lien mortgage loan is not owned by the securitization trust fund. During 2007, however, the Company charged-off all second-lien mortgage loans after 180 days of delinquency, irrespective of whether the related first-lien mortgage loan was still owned by the securitization trust fund, which practice the Company believes to be the industry standard.

Upon identification of this instance of non-compliance, the Company ceased charging-off second-lien mortgage loans that were more than 180 days delinquent if the related first-lien mortgage loan was also owned by the securitization trust fund. The Company is currently working with transaction parties to determine the impact of this instance of noncompliance and appropriate remedial measures.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) The Pooling and Servicing Agreement, dated as of January 1, 2007, among Nomura Home Equity Loan, Inc. as depositor, Nomura Credit & Capital, Inc. as sponsor, Ocwen Loan Servicing, LLC, Equity One, Inc. and Select Portfolio Servicing, Inc. as servicers, Wells Fargo Bank, National Association as master servicer and securities administrator and HSBC Bank USA, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on form 8-K of the registrant as filed with the Commission).

  (10) See Exhibit (4) of Item 15(a) above.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Equity One, Inc. as Servicer
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.4 Ocwen Loan Servicing, LLC as Servicer
    33.5 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.6 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Equity One, Inc. as Servicer
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.4 Ocwen Loan Servicing, LLC as Servicer
    34.5 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.6 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator



   (b) See Exhibits identified in paragraph (a) of Item 15.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Nomura Home Equity Loan, Inc., Home Equity Loan Trust, Series 2007-2 (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Molly Yackel
   Molly Yackel, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) The Pooling and Servicing Agreement, dated as of January 1, 2007, among Nomura Home Equity Loan, Inc. as depositor, Nomura Credit & Capital, Inc. as sponsor, Ocwen Loan Servicing, LLC, Equity One, Inc. and Select Portfolio Servicing, Inc. as servicers, Wells Fargo Bank, National Association as master servicer and securities administrator and HSBC Bank USA, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on form 8-K of the registrant as filed with the Commission).

   (10) See Exhibit (4) of Item 15(a) above.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.2 Equity One, Inc. as Servicer
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.4 Ocwen Loan Servicing, LLC as Servicer
    33.5 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    33.6 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.2 Equity One, Inc. as Servicer
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.4 Ocwen Loan Servicing, LLC as Servicer
    34.5 Regulus Group LLC as Sub-Contractor for Ocwen Loan Servicing, LLC
    34.6 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Ocwen Loan Servicing, LLC as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer as Securities Administrator
